Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2024-C30
filed 2026-03-17
CIK 2039612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the primary servicer of the St. Johns Town Center Mortgage Loan, the VISA Global HQ Mortgage Loan and the 900 North Michigan Mortgage Loan, which constituted approximately 6.5%, 5.9% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the St. Johns Town Center Mortgage Loan, the VISA Global HQ Mortgage Loan and the 900 North Michigan Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Trimont LLC is the primary servicer of the St. Johns Town Center Mortgage Loan, the VISA Global HQ Mortgage Loan and the 900 North Michigan Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as the primary servicer of the St. Johns Town Center Mortgage Loan, the 900 North Michigan Mortgage Loan and the VISA Global HQ Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Texas SH Portfolio Mortgage Loan, The Mall of Victor Valley Mortgage Loan, the St. Johns Town Center Mortgage Loan, the VISA Global HQ Mortgage Loan and the 900 North Michigan Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Argentic Services Company LP as special servicer of the Texas SH Portfolio Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of The Mall of Victor Valley Mortgage Loan, Citibank, N.A. as custodian of The Mall of Victor Valley Mortgage Loan and Wells Fargo Bank, National Association as primary servicer of the St. Johns Town Center Mortgage Loan, the VISA Global HQ Mortgage Loan and the 900 North Michigan Mortgage Loan prior to March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Argentic Services Company LP as special servicer of the Texas SH Portfolio Mortgage Loan, 3650 REIT Loan Servicing LLC as special servicer of The Mall of Victor Valley Mortgage Loan and Wells Fargo Bank, National Association as primary servicer of the St. Johns Town Center Mortgage Loan, the VISA Global HQ Mortgage Loan and the 900 North Michigan Mortgage Loan prior to March 1, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

33.18      Argentic Services Company LP, as Special Servicer of the Texas SH Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Computershare Trust Company, National Association, as Trustee of the Texas SH Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.20      Computershare Trust Company, National Association, as Custodian of the Texas SH Portfolio Mortgage Loan (see Exhibit 33.4)

33.21      Park Bridge Lender Services LLC, as Operating Advisor of the Texas SH Portfolio Mortgage Loan

33.22      Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.23       Trimont LLC, as Primary Servicer of the St. Johns Town Center Mortgage Loan on and after March 1, 2025

33.24      LNR Partners, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan

33.25      Computershare Trust Company, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.26      Computershare Trust Company, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 33.4)

33.27      Pentalpha Surveillance LLC, as Operating Advisor of the St. Johns Town Center Mortgage Loan

33.28      CoreLogic Solutions, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan

33.29      Wells Fargo Bank, National Association, as Primary Servicer of the 900 North Michigan Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.30       Trimont LLC, as Primary Servicer of the 900 North Michigan Mortgage Loan on and after March 1, 2025 (see Exhibit 33.23)

33.31      LNR Partners, LLC, as Special Servicer of the 900 North Michigan Mortgage Loan (see Exhibit 33.24)

33.32      Computershare Trust Company, National Association, as Trustee of the 900 North Michigan Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Computershare Trust Company, National Association, as Custodian of the 900 North Michigan Mortgage Loan (see Exhibit 33.4)

33.34      Pentalpha Surveillance LLC, as Operating Advisor of the 900 North Michigan Mortgage Loan (see Exhibit 33.27)

33.35      CoreLogic Solutions, LLC, as Servicing Function Participant of the 900 North Michigan Mortgage Loan (see Exhibit 33.28)

33.36      Wells Fargo Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.37       Trimont LLC, as Primary Servicer of the VISA Global HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 33.23)

33.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 33.1)

33.39      LNR Partners, LLC, as Special Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 33.24)

33.40      Computershare Trust Company, National Association, as Trustee of the VISA Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.41      Computershare Trust Company, National Association, as Custodian of the VISA Global HQ Mortgage Loan (see Exhibit 33.4)

33.42      Park Bridge Lender Services LLC, as Operating Advisor of the VISA Global HQ Mortgage Loan (see Exhibit 33.21)

33.43      CoreLogic Solutions, LLC, as Servicing Function Participant of the VISA Global HQ Mortgage Loan (see Exhibit 33.28)

33.44      KeyBank National Association, as Primary Servicer of The Mall of Victor Valley Mortgage Loan (see Exhibit 33.6)

33.45      3650 REIT Loan Servicing LLC, as Special Servicer of The Mall of Victor Valley Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Wilmington Savings Fund Society, FSB, as Trustee of The Mall of Victor Valley Mortgage Loan (Omitted. See Explanatory Notes.)

33.47      Citibank, N.A., as Custodian of The Mall of Victor Valley Mortgage Loan (Omitted. See Explanatory Notes.)

33.48      Park Bridge Lender Services LLC, as Operating Advisor of The Mall of Victor Valley Mortgage Loan (see Exhibit 33.21)

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

34.18      Argentic Services Company LP, as Special Servicer of the Texas SH Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Computershare Trust Company, National Association, as Trustee of the Texas SH Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.20      Computershare Trust Company, National Association, as Custodian of the Texas SH Portfolio Mortgage Loan (see Exhibit 34.4)

34.21      Park Bridge Lender Services LLC, as Operating Advisor of the Texas SH Portfolio Mortgage Loan

34.22      Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.23       Trimont LLC, as Primary Servicer of the St. Johns Town Center Mortgage Loan on and after March 1, 2025

34.24      LNR Partners, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan

34.25      Computershare Trust Company, National Association, as Trustee of the St. Johns Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.26      Computershare Trust Company, National Association, as Custodian of the St. Johns Town Center Mortgage Loan (see Exhibit 34.4)

34.27      Pentalpha Surveillance LLC, as Operating Advisor of the St. Johns Town Center Mortgage Loan

34.28      CoreLogic Solutions, LLC, as Servicing Function Participant of the St. Johns Town Center Mortgage Loan

34.29      Wells Fargo Bank, National Association, as Primary Servicer of the 900 North Michigan Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.30       Trimont LLC, as Primary Servicer of the 900 North Michigan Mortgage Loan on and after March 1, 2025 (see Exhibit 34.23)

34.31      LNR Partners, LLC, as Special Servicer of the 900 North Michigan Mortgage Loan (see Exhibit 34.24)

34.32      Computershare Trust Company, National Association, as Trustee of the 900 North Michigan Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Computershare Trust Company, National Association, as Custodian of the 900 North Michigan Mortgage Loan (see Exhibit 34.4)

34.34      Pentalpha Surveillance LLC, as Operating Advisor of the 900 North Michigan Mortgage Loan (see Exhibit 34.27)

34.35      CoreLogic Solutions, LLC, as Servicing Function Participant of the 900 North Michigan Mortgage Loan (see Exhibit 34.28)

34.36      Wells Fargo Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.37       Trimont LLC, as Primary Servicer of the VISA Global HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 34.23)

34.38      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 34.1)

34.39      LNR Partners, LLC, as Special Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 34.24)

34.40      Computershare Trust Company, National Association, as Trustee of the VISA Global HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.41      Computershare Trust Company, National Association, as Custodian of the VISA Global HQ Mortgage Loan (see Exhibit 34.4)

34.42      Park Bridge Lender Services LLC, as Operating Advisor of the VISA Global HQ Mortgage Loan (see Exhibit 34.21)

34.43      CoreLogic Solutions, LLC, as Servicing Function Participant of the VISA Global HQ Mortgage Loan (see Exhibit 34.28)

34.44      KeyBank National Association, as Primary Servicer of The Mall of Victor Valley Mortgage Loan (see Exhibit 34.6)

34.45      3650 REIT Loan Servicing LLC, as Special Servicer of The Mall of Victor Valley Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Wilmington Savings Fund Society, FSB, as Trustee of The Mall of Victor Valley Mortgage Loan (Omitted. See Explanatory Notes.)

34.47      Citibank, N.A., as Custodian of The Mall of Victor Valley Mortgage Loan (Omitted. See Explanatory Notes.)

34.48      Park Bridge Lender Services LLC, as Operating Advisor of The Mall of Victor Valley Mortgage Loan (see Exhibit 34.21)

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

35.10      Argentic Services Company LP, as Special Servicer of the Texas SH Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      Wells Fargo Bank, National Association, as Primary Servicer of the St. Johns Town Center Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.12       Trimont LLC, as Primary Servicer of the St. Johns Town Center Mortgage Loan on and after March 1, 2025

35.13      LNR Partners, LLC, as Special Servicer of the St. Johns Town Center Mortgage Loan

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the 900 North Michigan Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.15       Trimont LLC, as Primary Servicer of the 900 North Michigan Mortgage Loan on and after March 1, 2025 (see Exhibit 35.12)

35.16      LNR Partners, LLC, as Special Servicer of the 900 North Michigan Mortgage Loan (see Exhibit 35.13)

35.17      Wells Fargo Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.18       Trimont LLC, as Primary Servicer of the VISA Global HQ Mortgage Loan on and after March 1, 2025 (see Exhibit 35.12)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 35.1)

35.20      LNR Partners, LLC, as Special Servicer of the VISA Global HQ Mortgage Loan (see Exhibit 35.13 )

35.21     KeyBank National Association, as Primary Servicer of The Mall of Victor Valley Mortgage Loan (see Exhibit 35.4)

35.22      3650 REIT Loan Servicing LLC, as Special Servicer of The Mall of Victor Valley Mortgage Loan (Omitted. See Explanatory Notes.)

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

99.5        Mortgage Loan Purchase Agreement, dated as of November 20, 2024, between Societe Generale Financial Corporation, Société Générale and Barclays Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on November 4, 2024 under Commission File No. 333-276033-05 and incorporated by reference herein).

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

Date: March 17, 2026